Form 10QSB/A
period 2000-06-30
INTERCONTINENTAL FINANCE CORP
filed 2000-07-24
CIK 1103578

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                            FORM 10-QSB/A
(Mark One)

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended
                            June 30, 2000

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from      to

                     Commission file number 0-30589

                      INTERCONTINENTAL FINANCE CORP.
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

                    INTERCONTINENTAL FINANCE CORP.
                    (A Development Stage Company)
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


            See accompanying notes to financial statements


                    INTERCONTINENTAL FINANCE CORP.
                    (A Development Stage Company)
                       Statement of Operations
                             (Unaudited)


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


            See accompanying notes to financial statements


                    INTERCONTINENTAL FINANCE CORP.
                    (A Development Stage Company)
             Statement of Changes in Stockholders' Equity
           For the Period From December 27, 1999 (Inception)
                          To June 30, 2000
                             (Unaudited)


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


            See accompanying notes to financial statements


                    INTERCONTINENTAL FINANCE CORP.
                    (A Development Stage Company)
                       Statements of Cash Flows
                              Unaudited


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



                                 INTERCONTINENTAL FINANCE CORP.




                                 By: /s/ Michael C.W. Tay
                                 ---------------------------
                                 Michael C.W. Tay, President

Dated: July 24, 2000